Form 10KSB
period 2004-09-30
CAPROCK CANYON INVESTMENTS INC
filed 2005-05-17
CIK 1101357

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2004

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 000-28647

                        Caprock Canyon Investments, Inc.
                        --------------------------------
                 (Name of small business issuer in its charter)

            Wyoming                                86-0970153
 -------------------------------------        -------------------------------
 State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization                Identification No.)

               125 E. Main Street, #511, American Fork, Utah 84003
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                  167 E. Mountain Peak Dr., Draper, Utah 84020
 -------------------------------------------------------------------------------
                                (Former address)


Issuer's telephone number                      (801) 787-8514
                                              ---------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         At March 31, 2005, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 31, 2005, was as follows: Common Stock $.001 par value, 13,450,000 shares.

Total revenues for fiscal year ended September 30, 2004: $0

At March 31, 2005, the number of shares of common stock outstanding was 13,450,000.


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

Item 8A.          Controls and Procedures........................................................................10

Item 8B.          Other Information..............................................................................10

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

RESULTS OF OPERATIONS - During the period from October 20, 1999 through September 30, 2004, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2004, reflects a current asset value of $1,500, and a total asset value of $1,500.

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

                          ITEM 7. FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                        ITEM 8A. CONTROLS AND PROCEDURES


         We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Caprock Canyon Investments, Inc. have concluded that Caprock Canyon Investments, Inc. disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in Caprock Canyon Investments, Inc. internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                           ITEM 8B. OTHER INFORMATION


COMMON STOCK TRANSACTIONS

         On September 15, 2004 the Company issued 12,450,000 shares of common stock for $12,450 cash under the provisions of Regulation D. The shares are restricted under Rule 144.

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


DIRECTOR'S   NAME                 AGE                    OFFICE                            TERM EXPIRES
Andrey Luzgin                     42                CEO and Director                    next annual meeting


ANDREY  LUZGIN:   Mr.  Luzgin  has  acted  as  an   independent   consultant  in
international relations for the past five years. Mr. Luzgin is a graduate of the Moscow State University for Foreign Relations.

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at September 30, 2004 and may continue to exist between the Company and its officers and directors due to the fact that they have other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements,
(iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts, " and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."
                         ITEM 10. EXECUTIVE COMPENSATION


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

                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock of the Company as of September 30, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


NAME AND ADDRESS
OF BENEFICIAL OWNERS /           NATURE OF                 SHARES
DIRECTORS                        OWNERSHIP                 OWNED              PERCENT
--------------------------------------------------------------------------------------------

B. Stephen Bailey                Common Stock            12,000,000             89%
167 E. Mountain Peak Dr.

NAME AND ADDRESS
Draper, Utah 84020

Officers and Directors           Common Stock                      -0-        0%
As a Group (one)

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         None

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                            PAGE

Robison, Hill & Co.'s Independent Auditor's Report                      F - 1

Balance Sheets
  September 30, 2004 and 2003                                           F - 2

Statements of Operations for the
  Years Ended September 30, 2004 and 2003                               F - 3

Statement of Stockholders' Equity
 Since August 2, 1996 (inception) to September 30, 2004                 F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2004 and 2003                               F - 5

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

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated December 27, 1999.



                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2004 and 2003:


           Service                               2004                      2003
------------------------------          ----------------------     ---------------------
Audit Fees                              $                9,000     $                   -
Audit-Related Fees                                           -                         -
Tax Fees                                                     -                         -
All Other Fees                                               -                         -
                                        ----------------------     ---------------------
Total                                   $                    -     $                   -
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

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           SEPTEMBER 30, 2004 AND 2003

                                    CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
  September 30, 2004 and 2003.............................................F - 2

Statements of Operations for the
  Years Ended September 30, 2004 and 2003.................................F - 3

Statement of Stockholders' Equity
 Since August 2, 1996 (inception) to September 30, 2004...................F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2004 and 2003.................................F - 5

Notes to Financial Statements.............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Caprock Canyon Investments, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Caprock Canyon Investments, Inc. (a development stage company) as of September 30, 2004 and 2003, and the related statements of operations, and cash flows for the two years ended September 30, 2004, and the statement of stockholders' equity from August 2, 1996 (inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caprock Canyon Investments, Inc. (a development stage company) as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the two years ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America..

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


                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 31, 2005

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                         September 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets - Prepaid Expenses                                                    $            1,500  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $                -  $            1,900
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 13,450,000 Shares at September 30, 2004
    and 1,000,000 Shares at September 30, 2003                                           13,450               1,000
  Paid-In Capital                                                                         1,881               1,881
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                   (12,756)             (3,706)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                           1,500              (1,900)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $            1,500  $                -
                                                                             ==================  ==================


















   The accompanying notes are an integral part of these financial statements.

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                   Cumulative
                                                                                      since
                                                                                   October 20,
                                                                                      1999
                                                 For the year ended               inception of
                                                    September 30,                  development
                                        -------------------------------------
                                               2004               2003                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                            9,050                100              12,756
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (9,050) $            (100)  $         (12,756)
                                        ==================  =================   =================

Basic & Diluted loss per share          $                -  $               -
                                        ==================  =================






















                    The accompanying notes are an integral part of these financial statements.

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE AUGUST 2, 1996 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            October 20,
                                                                                                                1999
                                                                                                            inception of
                                                     Common Stock             Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at August 2, 1996
(inception)                                               -  $           -  $          -   $           -  $              -
Net Loss                                                  -              -             -          (1,000)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 1996                             -              -             -          (1,000)                -
Net Loss                                                  -              -             -             (25)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 1997
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                              1,000,000          1,000             -               -                 -
Net Loss                                                  -              -             -             (25)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 1998                     1,000,000          1,000             -          (1,050)                -

Capital contributed by shareholder                        -              -            75               -                 -
Net Loss                                                  -              -             -             (25)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 1999                     1,000,000          1,000            75          (1,075)                -
Capital contributed by shareholder                        -              -         1,498               -                 -
Net Loss                                                  -              -             -               -            (1,806)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2000                     1,000,000          1,000         1,573          (1,075)           (1,806)
Capital contributed by shareholder                        -              -           308               -                 -
Net Loss                                                  -              -             -               -            (1,700)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2001                     1,000,000          1,000         1,881          (1,075)           (3,506)
Net Loss                                                  -              -             -               -              (100)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2002                     1,000,000          1,000         1,881          (1,075)           (3,606)
Net Loss                                                  -              -             -               -              (100)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2003                     1,000,000          1,000         1,881          (1,075)           (3,706)
Stock for payment of expenses                    12,450,000         12,450             -               -                 -
Net Loss                                                  -              -             -               -            (9,050)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2004                    13,450,000  $      13,450  $      1,881   $      (1,075) $        (12,756)
                                            ===============  =============  ============   =============  ================

   The accompanying notes are an integral part of these financial statements.

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                   For the years ended              Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (9,050) $             (100) $          (12,756)
Decrease (Increase) in Prepaid Expenses                              (1,500)                  -              (1,500)
Increase (Decrease) in Accounts Payable                              (1,900)                100                   -
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                             (12,450)                  -             (14,256)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of stock for cash                                           12,450                   -              12,450
Capital contributed by shareholder                                        -                   -               1,806
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -              14,256
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $             450  $                -  $              475


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None




                        The accompanying notes are an integral part of these financial statements.

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern," which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $9,050 and $100 for the year ended September 30, 2004 and 2003 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

         The Company has no products or services as of September 30, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                             Income              Shares             Per-Share
                                                              ------              ------
                                                           (Numerator)          (Denominator)          Amount

                                                                   For the year ended September 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (9,050)          13,450,000  $                -
                                                        ==================  ===================  ==================

                                                                   For the year ended September 30, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $             (100)           1,000,000  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2004 and 2003 and are thus not considered. There are no outstanding common stock equivalents at September 30, 2004 or 2003.

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of September 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,700 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - COMMITMENTS

         As of September 30, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                        CAPROCK CANYON INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003
                                   (Continued)

NOTE 6 - COMMON STOCK

         On September 15, 2004 the Company issued 12,450,000 shares of common stock for $12,450 cash under the provisions of Regulation D. The shares are restricted under Rule 144.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                        CAPROCK CANYON INVESTMENTS, INC.

Dated: March 31, 2005
                                                     By  /S/     Andrey Luzgin
                                                     Andrey Luzgin
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2005.

Signatures & Title


/S/     Andrey Luzgin
Andrey Luzgin
President, Director
(Principal Executive Officer)