Form 10QSB
period 2005-12-31
CAPROCK CANYON INVESTMENTS INC
filed 2006-06-20
CIK 1101357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2005
                ------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 000-28647
            ---------------------------------------------------------

                          Contemporary Solutions, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Wyoming                          86-0970153
--------------------------------------------------------------------------------
             (State or other jurisdiction           (IRS Employer
         of incorporation or organization)        Identification No.)

                  1133 North 450 West, Springville, Utah 84663
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 787-8514
                            Issuer's telephone number

Caprock Canyon Investments, Inc., 125 E. Main Street, #511, American Fork, Utah 84003
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 9, 2006 13,450,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                          CONTEMPORARY SOLUTIONS, INC.
                   (Formally Caprock Canyon Investments, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                December 31,       September 30,
                                                                                    2005                2005
                                                                             ------------------  ------------------
Assets                                                                       $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            3,000  $            3,000
                                                                             ------------------  ------------------

Stockholders' Equity:
   Preferred Stock, Par value $.001
     Authorized 150,000,000 shares
     Issued - none                                                                            -                   -
  Common Stock, Par value $.001
    Authorized 750,000,000 shares,
    Issued 13,450,000 Shares at December 31, 2005
    and September 30, 2005                                                               13,450              13,450
  Paid-In Capital                                                                         1,881               1,881
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                   (17,256)            (17,256)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (3,000)             (3,000)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================









                             See accompanying notes

                          CONTEMPORARY SOLUTIONS, INC.
                   (Formally Caprock Canyon Investments, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                         Cumulative
                                                                        since October
                                                                          20, 1999
                                                                          Inception
                                   For the three months ended                of
                                          December 31,                   development
                              -------------------------------------
                                     2005               2004                stage
                              ------------------  -----------------   -----------------
Revenues:                     $                -  $               -   $               -

Expenses:                                  3,000              1,500              17,256
                              ------------------  -----------------   -----------------

     Net Loss                 $           (3,000) $          (1,500)  $         (17,256)
                              ==================  =================   =================

Basic &
Diluted loss
 per share                    $                -  $               -
                              ==================  =================




















                             See accompanying notes

                          CONTEMPORARY SOLUTIONS, INC.
                   (Formally Caprock Canyon Investments, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                               For the three months ended           Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (3,000) $           (1,500) $          (17,256)
Decrease (Increase) in Prepaid Expenses                                   -               1,500                   -
Increase (Decrease) in Accounts Payable                               3,000                   -               3,000
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -             (14,256)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of stock for cash                                                -                   -              12,450
Capital contributed by shareholder                                        -                   -               1,806
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -              14,256
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              475

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                             See accompanying notes

                          CONTEMPORARY SOLUTIONS, INC.
                  (Formally Caprock Canyon Investments, Inc.)
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                  (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Contemporary Solutions, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Interim Reporting

         The unaudited financial statements as of December 31, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on August 2, 1996. The Company ceased all operating activities during the period from August 2, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

                          CONTEMPORARY SOLUTIONS, INC.
                   (Formally Caprock Canyon Investments, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2003 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of December 31, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the three months ended December 31, 2005
BASIC LOSS PER SHARE
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
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2005 and 2004 and are thus not considered. There are no outstanding common stock equivalents at December 30, 2005 or 2004.

                          CONTEMPORARY SOLUTIONS, INC.
                   (Formally Caprock Canyon Investments, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $18,300 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of December 31, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          CONTEMPORARY SOLUTIONS, INC.
                   (Formally Caprock Canyon Investments, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 5 - COMMON STOCK

         On September 15, 2004 the Company issued 12,450,000 shares of common stock for $12,450 cash under the provisions of Regulation D. The shares are restricted under Rule 144.

NOTE 6 - PREFERRED STOCK

         The Company has the authority to issue 50,000,000 shares of Class "A" Non-Voting convertible Preferred Stock and 50,000,000 shares of Class "B"
Non-Voting  convertible  Preferred  Stock  and  50,000,000  shares  of Class "C"
Non-Voting convertible Preferred Stock with each Preferred series having such terms and conditions as Management, the Board of Directors and/or the Shareholders by majority vote may from time to time authorize.

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

         As used herein the term "Company" refers to Contemporary Solutions, Inc., a Wyoming corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three months ended December 31, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended December 31, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $-0- for the three month period ended December 31, 2005 and $1,500 for the same period in 2004.

CAPITAL RESOURCES AND LIQUIDITY

         At December 31, 2005, the Company had total current assets of $0.00 and total assets of $0.00 as compared to $0.00 current assets and $0.00 total assets at September 30, 2005. The Company had a net working capital deficit of $-0- at December 31, 2005 and $0.00 at September 30, 2005.

         Net stockholders' deficit in the Company was $-0- as of December 31, 2005 and $-0- at September 30, 2005.

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

Contemporary Solutions, Inc.




/s/ B. Stephen Bailey
B. Stephen Bailey
President/CFO and Director

June 9, 2006