Form 10QSB
period 2006-03-31
CAPROCK CANYON INVESTMENTS INC
filed 2006-06-20
CIK 1101357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006
                  ---------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 9, 2006 13,450,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                          CONTEMPORARY SOLUTIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,         September 30,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Assets - Cash                                                                $           25,600  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $           32,100  $            3,000
                                                                             ------------------  ------------------

Stockholders' Equity:
   Preferred Stock, Par value $.001
     Authorized 150,000,000 shares
     Issued - none                                                                            -                   -
  Common Stock, Par value $.001
    Authorized 750,000,000 shares,
    Issued 13,450,000 Shares at March 31, 2006
    and September 30, 2005                                                               13,450              13,450
  Paid-In Capital                                                                         1,881               1,881
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                   (20,756)            (17,256)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (6,500)             (3,000)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $           25,600  $                -
                                                                             ==================  ==================









                             See accompanying notes.

                          CONTEMPORARY SOLUTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                                                     Inception
                       For the three months ended               For the six months ended                 of
                                March 31,                               March 31,                   development
                  -------------------------------------   -------------------------------------
                         2006               2005                2006                2005               stage
                  ------------------  -----------------   -----------------  ------------------  ------------------
Revenues:         $                -  $               -   $               -  $                -  $                -

Expenses:                      3,500                  -               6,500               1,500              20,756
                  ------------------  -----------------   -----------------  ------------------  ------------------

     Net Loss     $           (3,500) $               -   $          (6,500) $           (1,500) $          (20,756)
                  ==================  =================   =================  ==================  ==================

Basic &
Diluted loss
 per share        $                -  $               -   $               -  $                -
                  ==================  =================   =================  ==================























                             See accompanying notes.

                          CONTEMPORARY SOLUTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the six months ended            Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (6,500) $           (1,500) $          (20,756)
Decrease (Increase) in Cash                                         (25,600)                                (25,600)
Decrease (Increase) in Prepaid Expenses                                   -               1,500                   -
Increase (Decrease) in Accounts Payable                              32,100                   -              32,100
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -             (14,256)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of stock for cash                                                -                   -              12,450
Capital contributed by shareholder                                        -                   -               1,806
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -              14,256
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              475

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                             See accompanying notes.

                          CONTEMPORARY SOLUTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of March 31, 2006 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on August 2, 1996. The Company ceased all operating activities during the period from August 2, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

                          CONTEMPORARY SOLUTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of March 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2006
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (3,500)          13,450,000  $                  -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2005
BASIC LOSS PER SHARE
Loss to common shareholders                             $                  -          1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2006
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (6,500)          13,450,000  $                  -
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2005
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,500)           1,000,000  $                  -
                                                        ==================  ===================  ==================


         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2006 and 2005 and are thus not considered. There are no outstanding common stock equivalents at March 31, 2006 or 2005.

                          CONTEMPORARY SOLUTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of March 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $21,500 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                          CONTEMPORARY SOLUTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of March 31, 2006 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three months ended March 31, 2006 or 2005 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended March 31, 2006 or 2005 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $3,500.00 for the three month period ended March 31, 2006 and $0.00 for the same period in 2005.

CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2006, the Company had total current assets of $25,600 and total assets of $25,600 as compared to $-0- current assets and $-0- total assets at September 30, 2005. The Company had a net working capital deficit of $3,500 at March 31, 2006 and net working capital deficit of $3,000 at September 30, 2005.

         Net stockholders' deficit in the Company was $6,500 as of March 31, 2006 and net stockholders' deficit of $3,000 at September 30, 2005.

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